Form 10QSB
period 1996-05-31
AMERICAN PHOENIX GROUP INC
filed 1996-07-15
CIK 855571

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 1-10374

                          AMERICAN PHOENIX GROUP, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                            5 PARK PLAZA, SUITE 1260
(State or Other Jurisdiction                    IRVINE, CALIFORNIA
     of Incorporation)                (Address of Principal Executive Office)


         94-3101792                                            92714
      (I.R.S. Employer                                       (Zip Code)
    Identification No.)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING  AREA CODE:  (714) 639-8711
                                  ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                YES [X]   NO [ ]

As of May 31, 1996, there were 32,922,109 shares of Registrant's Common Stock (par value $.01) outstanding.

==============================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS

        Results of Operation

        In the third quarter ending May 31, 1996, the Company earned total revenues of $1,765,924; incurred total costs and expenses of $784,807; and had net income of $308,117, resulting in net earnings per share of $.01. The Company had no revenue in the comparable period of 1995 and incurred $37,469 in general and administrative costs.

        These results reflect earnings for the second consecutive quarter. These revenues were generated principally by the Company's subsidiaries Marine
Turbine Australia Pty Ltd ("MTA") and Masling Industries Pty Ltd. ("MASLING"). The Company also generated significant revenue from the sale of a minority interest in Masling and from the note portfolio acquired from P.R. Finance & Investment Ltd. ("PRFI") on February 27, 1996.

        The Company is actively seeking to acquire technology related businesses principally by the issuance or exchange of Company stock and/or other securities. The Company believes it can add value to these strategic acquisitions by focusing the international expertise of the Company's current management team and financial adviser to strategic planning, asset redeployment and enhancement, and raising capital through the Company's financial adviser and other third parties for technology development and marketing. The Company's new management team intends to focus principally on companies that have short-term revenue-generating potential or that have long-term contracts and financial commitments in place. The Company will attempt to avoid investments that require greater capital than the Company believes it can raise readily or that are not likely to generate revenue in the next twelve months. As revenues and asset values of the Company's subsidiaries are developed, the Company may hold or divest itself of these subsidiaries through spin offs or exchanges for the shares or assets of other companies.

        Analysis of Financial Condition

        The Company's management believes that it has sufficient working capital to continue operations as presently conducted through the next fiscal year. Upon consummation of the pending merger with Kushi Macrobiotics Corp., ("KUSHI") the Company believes that its capital resources will be significantly enhanced.

        The Company currently does not envision further capital expenditure on commercializing applications of the Modular Power Unit (MPU) technology other than by MTA in the pursuit boats under development. To commercialize other application of the MPU, the Company would seek outside capital, government assistance or partnerships with cross industry leaders.

        The Company continues to seek acquisition targets that may add value to the Company's shareholders. The Company's current management believes that such transactions as enhance the Company's net assets and shareholders' equity also improve the Company's ability to attract outside capital.

        Liquidity and Capital Resources

        The Company's principal financial adviser is Consortium Investment Group Pty Ltd ("CIG"), located in Australia. During fiscal year 1996 CIG has been the Company's principal source of capital through private placements with third parties, loans or direct investments. CIG has also provided funding to Rubywell. CIG materially assisted the Company in the Notes Portfolio acquisition from PRFI. The Company also has a AU$2.6 million loan commitment from the National Bank of Australia to meet the obligation due to Masling shareholders, described below. Consequently, the Company believes that it can meet or extend its current financial commitments.

        On March 5, 1996, CIG committed to lend the company AU$3.5 million to fund the next generation MTA pursuit boat prototype. The Company raised US$400,000 in the sale of MTA shares to CIG. The Company believes that funds from the CIG Financing Commitment, the Note Purchase Agreement and other sources are likely to be sufficient to meet operating expenses for the next 12 months and the costs of development and commercialization to be incurred in commencing production of MTA's ocean pursuit craft. However, if for any reason these funds were not to be available to the Company, the Company's plan of operation would be materially and adversely affected. No assurance can be made that alternative capital sources will become available.

        Material Commitments

        Pursuant to the Notes Purchase, the Company was required to deliver its promissory note in the principal amount of US$3 million on or before May 25, 1996. As extended, this note matures, and becomes due and payable, on July 25, 1996, unless the parties agree to extend maturity of the note further, which management believes is likely. The Company believes it can obtain such funds before maturity of the note from third parties. Alternatively, the Company may seek to satisfy the note by issuing new shares of common stock to the note holder or negotiating an extension of the note.

        A further payment by MTA to the former Masling shareholders in the amount of AU$2.6 million has been extended and becomes due on July 31, 1996. MTA believes it can meet this commitment from the Company's capital resources described above (National Bank of Australia) or renegotiated and extended further.

        License and Royalty Revenues

        MTA will receive license revenues of US$1.6 million per year for 5 years from Rubywell, its exclusively retained research partner, to develop additional "horizontal" product applications (such as a four engine combining gearbox, capable of driving a 100' hull to 125 MPH) from MTA's core technology. In turn, MTA must pay research royalties of 8 percent to 10 percent on product sales to Rubywell to enable it to recover its cost for the investment in the technology enhancement and improvement. Consequently, MTA may receive income of US$7.5 million over the next five years regardless of product sales so long as this license is renewed annually, which is at the sole option of Rubywell. Should Rubywell determine not to renew the license, applications other than the two engine combining gearbox for marine application would not be further developed. The research royalty is treated as an unaccrued royalty, which will be accounted for by MTA as a direct expense provided that it is able to collect from its product sales. Under these mandates, MTA, as an Australian research and development company, will continue to have an incentive to develop new products which the Company believes will ensure competitive improvement of the MPU and gearbox design.

        Future Acquisitions and  Certain Effects of the Kushi Merger

        Upon consummation of the Kushi merger, the Company's shareholders will acquire approximately 70 percent of Kushi, which will be renamed American Phoenix Group, Inc. Prior to consummation of the merger, the Company intends to effect a rollback of its outstanding shares. Recent reductions in the number of outstanding shares have reduced this rollback, effectively increasing the number of shares, post-merger, that each Company shareholder will receive. The Company is expected to have approximately 9.6 million shares outstanding post-merger.

        Concurrent with the consummation of the Kushi merger, the Kushi plans to transfer Kushi's current food business assets to a new subsidiary. The shares of this subsidiary will be issued to the shareholders of the merged company in equal proportions, so that the pre-merger shareholders of the Company would receive 70 percent of the new Kushi subsidiary. The merged company expects to maintain Kushi's Nasdaq listing, while shares of this new subsidiary are expected to trade over the counter.

        Kushi has warrants outstanding which, if exercised, would raise approximately $17 million in additional capital. The exercise price of these warrants is $6.25 per share and the stock must have traded at an average price of $8.00 per share for the prior thirty days. Because the Company cannot predict the post-merger trading price of its common stock, there can be no assurance these warrants will be exercised.

AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

                                            May 31,       August 31,
                                              1996           1995
                                           -----------  -------------
                                           (Unaudited)  (Derived from
                                                          Audited
                                                         Financial
                                                         Statements)

ASSETS

CURRENT ASSETS
  Cash (including cash held in attorney's
  trust account for the benefit of the
  Company of $908,388)                     $  1,111,697    $   1,039
  Accounts receivable                           273,917
  Inventory                                   1,215,015
  Accrued interest receivable                   293,676
  Receivable from sale of subsidiary stock      760,000
  Receivable from related party                  85,356
  Prepaid expenses                                2,401
                                            -----------     --------
  TOTAL CURRENT ASSETS                        3,742,062        1,039

INVESTMENT IN BARLILE CORP. LTD.                833,000

INVESTMENT IN NOTES RECEIVABLE PORTFOLIO      9,700,000

PROPERTY AND EQUIPMENT, Net                     968,616

OTHER ASSETS
  Organization costs                             10,847
  Deposits and advances to affiliated
  company                                      3,091,00      282,468
  Other deposit                                 150,000      150,000
                                            -----------     --------
  TOTAL OTHER  ASSETS                         3,251,848      432,468
                                            -----------     --------
                                            $18,495,526     $433,507
                                            ===========     ========

AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued


                                             May 31,       August 31,
                                              1996           1995
                                            ---------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Notes payable                             $ 5,583,391   $   696,762
  Accounts payable and accrued expenses         979,901       846,790
  Income taxes payable                          731,614
  Reserve for rescission/guarantee              526,000       526,000
  Loans payable to related parties                            346,228
  Net liabilities of discontinued operations                  594,188
                                            -----------   -----------
  TOTAL CURRENT LIABILITIES                   7,820,906     3,009,968

MINORITY INTEREST                               152,953

SHAREHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock - authorized 20,000,000
    shares, $.01 par value ,issued and
    outstanding 4,000,000 shares at August
    31, 1995                                                   40,000
  Common stock - authorized 50,000,000 shares,
    $.01 par value,issued and outstanding
    32,922,109  shares at May 31, 1996 and
    9,267,783 at August 31, 1995                329,220        92,678
  Additional paid-in capital                 19,930,655     8,825,830
  Accumulated deficit                        (9,738,208)  (11,534,969)
                                            -----------  ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)      10,521,667    (2,576,461)
                                            -----------  ------------
                                            $18,495,526  $    433,507
                                            ===========  ============






           See Notes to Condensed Consolidated Financial Statements.

AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 1996 AND 1995
(UNAUDITED)


                                                1996         1995
                                            -----------    ---------


REVENUES
  Service and parts sales                   $   351,413
  Licence fees                                   84,269
  Consulting fees                                39,936
  Gain on sale of equipment
  Gain on sale of subsidiary stock              399,071
  Discharge of net liabilities of
  discontinued operations                       594,188
  Interest-loan portfolio                       297,047
                                            -----------    ---------

      TOTAL REVENUES                        $ 1,765,924

COSTS AND EXPENSES
  Cost of goods sold                            151,895
  Research and development                                    37,469
  Selling, general and administrative           623,917
  Share of minority interest
  Interest                                        8,995
                                             ----------    ---------

      TOTAL COSTS AND EXPENSES                  784,807       37,469
                                             ----------    ---------


INCOME BEFORE PROVISION FOR INCOME TAXES        981,117     (37,469)

PROVISION FOR INCOME TAXES                      673,000
                                             ----------    --------

NET INCOME (LOSS)                            $  308,117    $(37,469)
                                             ==========    ========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                26,500,000         Nil
                                             ==========    ========

EARNINGS (LOSS) PER COMMON SHARE                  $0.01       $0.00
                                                  =====       =====

PROFORMA EARNINGS (LOSS) PER COMMON SHARE
  ASSUMING FULL CONVERSION OF PREFERRED
  SHARES                                                      $0.00
                                                              =====





See Notes to Condensed Consolidated Financial Statements.

AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MAY 31, 1996 AND 1995
(UNAUDITED)


                                               1996          1995
                                            -----------    ---------
REVENUES
  Service and parts sales                   $   351,413
  Licence fees                                1,719,994
  Consulting fees                                39,936
  Gain on sale of equipment                                    6,269
  Gain on sale of subsidiary stock            1,067,801
  Discharge of net liabilities of
  discontinued operations                       594,188
  Interest-loan portfolio                       297,047
                                            -----------    ---------
     TOTAL REVENUES                         $ 4,070,379

COSTS AND EXPENSES
  Cost of goods sold                            151,895
  Research and development                                  124,514
  Selling, general and administrative         1,360,984         902
  Share of minority interest                     60,754
  Interest                                       26,985      10,086
                                            -----------   ---------
     TOTAL COSTS AND EXPENSES                 1,600,618     135,502
                                            -----------   ---------

INCOME BEFORE PROVISION FOR INCOME TAXES      2,469,761    (129,233)

PROVISION FOR INCOME TAXES                      673,000
                                            -----------   ---------
NET INCOME (LOSS)                           $ 1,796,761   $(129,233)
                                            ===========   =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                26,500,000          Nil
                                            ===========   ==========

EARNINGS (LOSS) PER COMMON SHARE                  $0.07        $0.00
                                                  =====        =====

PROFORMA EARNINGS (LOSS) PER COMMON SHARE
  ASSUMING FULL CONVERSION OF PREFERRED
  SHARES                                                     $(0.01)
                                                             ======





See Notes to Condensed Consolidated Financial Statements.

                 AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIENCY)
         YEAR ENDED AUGUST 31, 1995 AND NINE MONTHS ENDED MAY 31, 1996


                                    Preferred Stock            Common Stock
                                 ---------------------    -----------------------      Additional     Accumulated
                                   Shares      Amount       Shares      Amount      Paid-in Capital     Deficit          Total
                                 ----------   --------    -----------  ----------   ---------------   ------------   -------------
BALANCE, August 31, 1994          4,000,000   $ 40,000                  $             $8,642,342      $ (8,740,531)  $    (58,189)

Adjustment for reverse
  acquisition                                               9,267,783      92,678        (92,678)

Research and development
  and other expenses
  incurred by former parent
  of MTA                                                                                 276,166                          276,166

Net loss for the year                                                                                   (2,794,438)    (2,794,438)
                                 ----------   --------     ----------   ---------     ----------      ------------    ------------
BALANCE, August 31, 1995          4,000,000     40,000      9,267,783      92,678      8,825,830       (11,534,969)    (2,576,461)

Conversion of preferred
  shares into common shares      (4,000,000)   (40,000)    20,000,000     200,000       (160,000)

Cancellation of shares
  issued to Rubywell                                       (9,000,000)    (90,000)        90,000

Sale of shares in Reg S
  placements                                                7,420,903      74,209      2,736,117                        2,810,326

Issuance of shares for
  services                                                  1,365,748      13,657        727,351                          741,008

Issuance of shares to
  acquire interest in
  Barlile                                                   1,195,642      11,956        821,044                          833,000

Issuance of shares to
  acquire notes receivable                                  3,000,000      30,000      6,670,000                        6,700,000

Cancellation of shares issued
  to Maker, Inc.                                              (45,000)       (450)           450

Cancellation of shares issued
  to E.C.I. Construction
  Services, Inc.                                             (500,000)     (5,000)         5,000

Issuance of shares for payment
  of note payable                                             217,033       2,170        214,863                         217,033

Net income for the nine months
  ended May 31, 1996                                                                                    1,796,761       1,796,761
                                  ---------   --------     ----------   ---------    -----------      -----------    ------------
BALANCE, May 31, 1996
  (Unaudited)                                 $            32,922,109   $ 329,220    $19,930,655      $(9,738,208)   $ 10,521,667
                                  =========   ========     ==========   =========    ===========      ===========    ============

            See Notes to Condensed Consolidated Financial Statements

AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MAY 31,1996 AND 1995
(UNAUDITED)


                                                 1996            1995
                                              -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $ 1,796,761      $(129,233)
  Adjustments to reconcile net income
  (loss) to net cash provided (used)
   by operating activities:
   Gain on sale of property and equipment                         (6,269)
   Gain on sale of subsidiary stock            (1,067,801)
   Reversal of net liabilities of
      discontinued operations                    (594,188)
  Research and development and other
      expenses incurred by Rubywell Pty.
      Ltd. and credited to additional
      paid-in capital of Marine Turbine
      Australia, Pty. Ltd.                                       124,514
      Expenses satisfied by issuance of
      common stock                                646,874
Changes in operating assets and liabilities:
  Accounts receivable                             (87,551)
  Inventory                                      (137,901)
  Accrued interest receivable                    (293,676)
  Prepaid expenses                                  7,323
  Accounts payable and accrued expenses           189,911
  Income taxes payable                            673,000
  Accrued interest on notes payable                26,985
                                              -----------    ----------
 Net cash provided (used) by operating
  activities                                    1,159,737       (10,988)
                                              -----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property and
    equipment                                                   312,651
  Deposits and advances to affiliated
    company                                    (2,808,026)
  Deposit received on sale of subsidiary
    stock                                         400,000
  Advances and loans to related parties            34,849      (282,468)
  Deposit paid to acquire Masling, net
    of cash received                             (140,000)
                                              -----------    ----------
  Net cash provided (used) by investing
     activities                                (2,513,177)       30,183
                                              -----------    ----------


AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES

NINE MONTHS ENDED MAY 31,1996 AND 1995
(UNAUDITED)


                                              1996           1995
                                           -----------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock         2,810,326
  Repayments of loans from related parties    (346,228)     (19,195)

  Net cash provided (used) by financing
   activities                                2,464,098      (19,195)
                                           -----------    ---------
INCREASE IN CASH                             1,110,658

CASH, Beginning of period                        1,039          175
                                           -----------    ---------
CASH, End of period                        $ 1,111,697    $     175
                                           ===========    =========

NON-CASH TRANSACTIONS:

During the nine months ended May 31, 1996, the Company issued 1,365,748 shares of its common stock for services, 1,195,642 shares to acquire interest in Barlile, 3,000,000 shares and a note payable for $3,000,000 to acquire a loan portfolio and 217,033 shares for payment of note payable.





See Notes to Condensed Consolidated Financial Statements.

                 AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MAY 31, 1996 AND 1995
                                  (UNAUDITED)

1.      ORGANIZATION AND BUSINESS

        The Company was incorporated in Nevada in 1989, and amended its Articles of Incorporation to change its name from E.C.I. International, Inc. (formerly E.C.I. Environmental, Inc.) to its present name in December 1995. Until December 1993, the Company served as a holding company for four wholly-owned subsidiaries: Environmental Control Industries (a California corporation founded in 1982, and the Company's principal operating subsidiary), PacTherm, Inc., E.C.I. Construction Services, Inc. (formerly Environmental Industrial Safety, Inc.), and Western Environmental Insurance Company. On August 31, 1993, the Company adopted a formal plan of discontinuance of all operating segments. On August 31, 1994, Environmental Control Industries and PacTherm, Inc. filed Chapter 7 Bankruptcy with the United States Bankruptcy Court, Northern District of California, whereby it will be liquidated and dissolved upon the resolution of the court. The net liabilities to be disposed of have been separately classified in the accompanying consolidated balance sheets at their expected net realizable values at August 31, 1995. During the nine months ended May 31, 1996, the Company reversed the net liabilities of discontinued operations since there were no debts that survived.

        Description of Business - American Phoenix Group, Inc.'s (the "Company"), through its wholly owned subsidiary, Marine Turbine Australia Pty. Ltd. ("MTA"), principal product under development is a marine craft ("pursuit craft") designed for high speed ocean pursuit. MTA's pursuit craft is designed to be able to maintain continuous pursuit speeds in excess of 70 mph. These boats are expected to be approximately 55 feet in length. MTA developed proprietary technology utilizing aircraft lightweight gas turbine engines coupled to the Modular Power Unit ("MPU"). MPU uses a selective transmission system, the combining gear box, which is designed to accept power from two or more turbines on demand from the pursuit craft pilot. The MPU allows the pursuit craft to operate at cruise speed on one engine and engage the second engine on demand to rapidly attain pursuit speeds.

2.      BASIS OF PRESENTATION

        The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the consolidated financial statements contain all adjustments necessary to present fairly the financial position as of May 31, 1996, results of operations for the three months and nine months ended May 31, 1996 and 1995 and cash flows for the nine months ended May 31, 1996 and 1995.

                 AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, Continued

        The results of operations for the three months and nine months ended May 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending August 31, 1996.

        Reverse Acquisition - Effective August 31, 1995, the Company issued 4,000,000 shares of its Series B Preferred Stock to Rubywell Pty. Ltd., an Australian proprietary limited company, ("Rubywell") in exchange for all outstanding common stock of MTA, an Australian proprietary limited company. Each share of Series B Preferred Stock is convertible into five shares of common stock. On March 4, 1996, Rubywell gave notice to the Company of its exercise of its right to convert 4,000,000 shares of Series B Preferred Stock into 20,000,000 shares of common stock. This transaction was accounted for as a reverse acquisition whereby American Phoenix Group, Inc. was the legal survivor, however, the accounting reflects MTA as the survivor since MTA, as the operating entity, was in effect the continuing business and, accordingly, the accompanying financial statements include the accounts and operations of both companies from August 31, 1995 forward.

3.      ACQUISITIONS

        Barlile - On July 26, 1995, through the Company's wholly owned subsidiary, Tokan Holdings, Inc. ("Tokan"), the Australian Foreign Investment Review Board gave approval for Tokan to lodge a tender offer through September 25, 1995 to acquire up to all of the issued and outstanding common stock of Barlile Corp. Ltd. ("Barlile") for AU$2.50 per share. Barlile is listed on the Australian Stock Exchange. Tokan elected not to proceed with lodging a full tender offer. On October 5, 1995, Tokan reached an agreement to acquire 552,100 shares of Barlile common stock (or approximately 13.55 percent of the outstanding shares) for AU$1,380,250 to be delivered at settlement. On October 26, 1995, the Company delivered 1,086,947 shares of its common stock as a guarantee against Tokan's payment due at settlement, and issued an additional 108,695 shares of the Company's common stock (or US$103,519) reserved to compensate for foreign currency exchange rate fluctuations at the time of settlement. This transaction settled for the consideration of an aggregate of 1,195,642 shares of the Company's common stock in exchange for 552,100 shares of Barlile common stock.


        Notes Receivable Portfolio - On February 27, 1996, the Company and P.R. Finance & Investment Ltd. entered into the Note Purchase Agreement, which was amended as of May 3, 1996 (as amended the "Note Purchase Agreement"). Under the Note Purchase Agreement, the Company acquired approximately $9.6 million principal amount in promissory notes for 3,000,000 shares of the Company's common stock, and the Company's promissory note in the principal amount of $3,000,000. This note that was originally due on May 25, 1996 was extended to July 25, 1996.
        During the three months ended May 31, 1996, the Company accrued interest income of $293,676 and management expense of $36,862.

        Masling - On February 16, 1996, MTA paid a non-refundable deposit of AU$370,000 for the purchase of 100% outstanding shares of Masling Industries Pty. Ltd. ("Masling"). MTA contemporaneously paid a non-refundable deposit of AU$30,000 for the purchase of certain assets of Masling Rotor Wing Pty. Ltd. from Masling stockholders, subject to Cootamundra Shire Counsel approval, which has been orally obtained. A further AU$2,600,000 was due and payable on settlement date, May 16, 1996 that was extended to July 1996. The acquisition was made effective in February 1996 and, accordingly, the accompanying financial statements include the accounts and operations of Masling from March 1996 forward.

                 AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


4.      NOTES PAYABLE

        The notes payable consisted of the following at May 31, 1996:

        John Errecart                           $  506,714
        Note payable on acquisition of notes
          receivable portfolio                   3,000,000
        Note payable on acquisition of
          Masling (A$2,600,000)                  2,076,677
                                                ----------
                                                $5,583,391
                                                ==========


5.      SALE OF SUBSIDIARY STOCK

        During the six months ended February 29, 1996, the Company sold 1,250 shares of MTA's common stock to Consortium Investment Group Pty. Ltd. for a total consideration of $1,160,000 (AU$1,500,000) of which AU$500,000 had been paid, AU$600,000 is payable on or before May 15, 1996 and AU$400,000 is payable on or before June 30, 1996. The date of the receipt of the balance of AU$1,000,000 has been extended to August 15, 1996. Prior to this sale, the Company owned 100% of MTA and after this transaction, the Company owned 88% of MTA. This transaction resulted in a gain of $1,067,801 representing the excess of the issued prices of MTA's shares over the Company's carrying amount.

        During the three months ended May 31, 1996, MTA sold 937 shares of its common stock to Consortium Development Fund ("CDF") for a total consideration of $897,664 (AU$1,123,875) which was paid in full. During the same period, the Company repurchased the shares from CDF in exchange for 2,247,750 shares of the Company's common stock at $.40 per share. The Company recorded the transaction as issuance of shares of common stock above par value. No gain or loss was recognized from the exchange of the shares.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                          AMERICAN PHOENIX GROUP, INC.
                            (Small Business Issuer)




       July 15, 1996                     /s/ Patrick N. DiCarlo
- ----------------------------             ------------------------------------
            Date                         President, Chief Executive Officer
                                         and Principle Accounting Officer